Form 10-Q
period 1995-09-30
COLUMBIA LEASE INCOME FUND II-D LP
filed 1995-11-14
CIK 769335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                            -----------------------


For The Quarter Ended September 30, 1995            Commission File No. 2-97907


                      COLUMBIA LEASE INCOME FUND II-D L.P.
             (Exact name of registrant as specified in its charter)


         Delaware                                                    13-3270729
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


One Financial Center, 21st Floor, Boston, MA                             02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                                                               ----------------


                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X    No
                                     ---      ---
                             There are no Exhibits.


                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)


                                                             INDEX                                                Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1995 and December 31, 1994                                     3

                    Statements of Operations For the Quarters Ended
                           September 30, 1995 and 1994 and For the Nine Months Ended
                           September 30, 1995 and 1994                                                                4

                    Statements of Cash Flows For the Nine Months Ended
                           September 30, 1995 and 1994                                                                5

                    Notes to Financial Statements                                                                 6 - 7

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                         8 - 9

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                            10

              Signature                                                                                              11


                         Part I. FINANCIAL INFORMATION

                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                    Assets                                          (Unaudited)            (Audited)
                                                                                      9/30/95               12/31/94
Investment property, at cost (note 3):
   Computer equipment                                                             $     2,951,951        $     2,383,363
     Less accumulated depreciation                                                      1,165,375              1,272,302
                                                                                        ---------              ---------
       Investment property, net                                                         1,786,576              1,111,061

Cash and cash equivalents                                                                 307,869                906,846
Net investment in sales-type and direct financing leases                                    1,482                 44,752
Rents receivable, net (note 2)                                                             47,381                 10,682
Sales receivable                                                                            2,664                  2,239
Other assets                                                                               49,977                    132
                                                                                           ------                    ---

     Total assets                                                                 $     2,195,949        $     2,075,712
                                                                                  =     =========        =     =========

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                     $       222,518        $       131,899
   Accounts payable and accrued expenses - affiliates (note 4)                             66,707                 48,009
   Accounts payable and accrued expenses                                                   33,498                 41,708
   Distributions payable (note 6)                                                          85,902                107,376
   Long-term debt, less current portion (note 5)                                          199,337                      -
                                                                                          -------                      -

     Total liabilities                                                                    607,962                328,992
                                                                                          -------                -------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                 72,067                 67,732
     Cumulative cash distributions                                                       (126,393)              (114,120)
     Reallocation of capital accounts                                                      53,326                 45,388
                                                                                           ------                 ------
                                                                                                -                      -
                                                                                           ------                 ------
   Limited Partners (7,772 Units):
     Capital contribution, net of
       offering costs                                                                   3,400,250              3,400,250
     Cumulative net income                                                              1,369,296              1,286,931
     Cumulative cash distributions                                                     (3,128,233)            (2,895,073)
     Reallocation of capital accounts                                                     (53,326)               (45,388)
                                                                                          -------                -------
                                                                                        1,587,987              1,746,720
                                                                                        ---------              ---------
     Total partners' equity                                                             1,587,987              1,746,720
                                                                                        ---------              ---------

     Total liabilities and partners' equity                                       $     2,195,949        $     2,075,712
                                                                                  =     =========        =     =========

                      See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                                  (Unaudited)

                                                         Quarters Ended                          Nine Months Ended
                                                          September 30,                            September 30,
                                                          -------------                            -------------
                                                     1995              1994                 1995                1994
                                                     ----              ----                 ----                ----
Revenue:
   Rental income on operating leases             $    270,366      $     226,283        $    719,263        $    487,980
   Earned income on sales-type and
     direct financing leases                               50              2,362               2,007               8,625
   Interest income                                      4,174             14,040              12,386              39,055
   Net gain (loss) on sale of equipment                31,781            (55,917)             13,119             (43,481)
                                                       ------            -------              ------             -------

       Total revenue                                  306,371            186,768             746,775             492,179
                                                      -------            -------             -------             -------

Costs and expenses:
   Depreciation                                       217,399            103,734             564,987             231,668
   Interest                                             6,475              2,810               9,333               2,810
   Related party expenses (note 4):
     Management fees                                   16,606             12,799              43,357              34,499
     General and administrative                        19,535             14,337              46,698              32,565
   (Reversal of) provision for
     doubtful accounts                                      -              1,598              (4,300)             18,893
                                                       ------              -----              ------              ------

       Total costs and expenses                       260,015            135,278             660,075             320,435
                                                      -------            -------             -------             -------

Net income                                       $     46,356      $      51,490        $     86,700        $    171,744
                                                 =     ======      =      ======        =     ======        =    =======

Net income per Limited
   Partnership Unit                              $       5.67      $        6.29        $      10.60        $      20.99
                                                 =       ====      =        ====        =      =====        =      =====

                      See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                                                             1995                   1994
                                                                                             ----                   ----
Cash flows from operating activities:
   Net income                                                                         $        86,700         $        171,744
                                                                                      -        ------         -        -------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
     Depreciation                                                                             564,987                  231,668
     (Reversal of) provision for doubtful accounts                                             (4,300)                  18,893
     Net (gain) loss on sale of equipment                                                     (13,119)                  43,481
     Net (increase) decrease in current assets                                                (56,190)                  46,557
     Net increase in current liabilities                                                       10,488                   14,697
                                                                                               ------                   ------

           Total adjustments                                                                  501,866                  355,296
                                                                                              -------                  -------

           Net cash provided by operating activities                                          588,566                  527,040
                                                                                              -------                  -------

Cash flows from investing activities:
   Purchases of investment property                                                        (1,235,172)                (653,739)
   Proceeds from sales of investment property                                                  24,580                   63,218
                                                                                               ------                   ------

           Net cash used in investing activities                                           (1,210,592)                (590,521)
                                                                                           ----------                 --------

Cash flows from financing activities:
   Proceeds from borrowing on long-term debt                                                  443,625                  221,605
   Principal payments on long-term debt                                                      (153,669)                 (51,351)
   Cash distributions to partners                                                            (266,907)                (301,676)
                                                                                             --------                 --------

           Net cash provided by (used in) financing activities                                 23,049                 (131,422)
                                                                                               ------                 --------

Net decrease in cash and cash equivalents                                                    (598,977)                (194,903)

Cash and cash equivalents at beginning of period                                              906,846                1,527,844
                                                                                              -------                ---------

Cash and cash equivalents at end of period                                            $       307,869         $      1,332,941
                                                                                      =       =======         =      =========

Supplemental cash flow information:
   Interest paid during the period                                                    $         9,333         $          2,810
                                                                                      =         =====         =          =====

   Non-cash investing activities:
     Reclassification of expired direct
       financing leases to operating lease                                            $        16,791         $         98,865
                                                                                      =        ======         =         ======

                      See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)

                         Notes to Financial Statements
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

(1)   Organization

The foregoing financial statements of Columbia Lease Income Fund II-D L.P. (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable was $2,905 and $7,205, respectively.

(3)   Investment Property

At September 30, 1995, the Partnership owns computer equipment, with a cost basis of $2,914,616, subject to existing leases and equipment with a cost basis of $37,335 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30, 1995 and 1994 are as follows:

                                                          1995                  1994
                                                          ----                  ----

      Equipment acquisition fees                     $    30,127             $   15,945
      Management fees                                     43,357                 34,499
      Reimbursable expenses paid                          43,809                 23,158
                                                          ------                 ------

                                                     $   117,293             $   73,602
                                                     =   =======             =   ======

                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 2.5% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 6.0% of the monthly rental billings collected, paid quarterly. In addition, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Long-term Debt

Long-term debt at September 30, 1995, consists of one installment note with Randolph Computer Company for $13,475 with an interest rate of 5.75% and three installment notes with Pullman Capital Corporation totaling $408,380 bearing interest at 8.00% These four installment notes are collateralized by the equipment on the respective leases.

Maturities of long-term debt for the next three years are as follows:

                  1995                      $     67,378
                  1996                           193,434
                  1997                           161,043
                                                 -------

                                            $    421,855

(6)   Distributions to Partners

For the nine months ended September 30, 1995, declarations of Distributable Cash were as follows:

                                                                                     Limited Partners
                                                                                                                           General
                                        Date Paid                        Distribution                                      Partner
Quarter Ended                           or Payable                       Per $ 500 Unit                 Total               Totals
-------------                           ----------                       --------------                 -----               ------

March 31, 1995                        May 15, 1995                         $ 10.00                   $    77,720         $    4,091
June 30, 1995                         August 15, 1995                      $ 10.00                   $    77,720         $    4,091
September 30, 1995                    November 15, 1995                    $ 10.00                   $    77,720         $    4,091


                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine month periods ended September 30, 1995, compared to the same periods in 1994.

The Partnership realized net income of $46,356 and $51,490 for the three month periods ended September 30, 1995 and 1994, respectively. Rental income on operating leases increased $44,083 or 20% between the three month periods. The significant increase in rental income can be attributed to leases resulting from equipment acquisitions in 1994 and 1995. Earned income on sales-type and direct financing leases will continue to decline over the lease term as more of each minimum lease payments, as calculated using the rate implicit in the leases, are allocated to the recovery of the fair market value of the equipment at the inception of the lease. The Partnership currently has one sales-type remaining with a lease term scheduled to expire in 1996. Interest income decreased as a result of lower average short-term investment balances. The net gain on sale of equipment recognized during the current quarter can be attributed to sales of equipment carrying lower net book values and loss charge offs against the reserve of $24,116.

Total costs and expenses increased $124,737 between the three month periods. The increase in costs and expenses is the result of higher depreciation expense. The increase in depreciation expense of $113,665 is directly related to equipment purchases of $1,235,172 and $653,739 during 1995 and 1994, respectively. Also included in depreciation expense for the quarter ended September 30, 1995 is a provision of $25,000 for estimated losses on the ultimate disposition of equipment. Management fees and general and administrative expenses increased due to the overall rise in rental income.

The Partnership realized net income of $86,700 and $171,744 for the nine month periods ended September 30, 1995 and 1994, respectively. Rental income on operating leases increased $231,283. As discussed in the quarter analysis above, the increase in rental income is directly related to equipment acquisitions in 1994 and 1995. Earned income on sales-type and direct financing leases will continue to decline over the lease term as more of each minimum lease payments, as calculated using the rate implicit in the lease, are allocated to the recovery of the fair value of the equipment at the inception of the lease.
Interest income decreased due to the Partnership carrying lower average short-term investment balances. As stated above, there was a net gain on sale of equipment in the current year versus a net loss in the prior year, due to equipment sales carrying lower net book values and loss charge offs of $120,996 in the current year.

Total costs and expenses increased $339,640 between the nine month periods. The increase in costs and expenses is primarily the result of higher depreciation expense. As discussed above, the $333,319 increase in depreciation expense is mainly attributed to equipment purchases during 1994 and 1995. Included in depreciation expense for the current nine months is a provision of $71,881 for estimated losses on the ultimate disposition of equipment. Management fees and general and administrative expenses increased due to the overall increase in rental income. During the first quarter of 1995, the Partnership was able to reverse a portion of its provision for doubtful accounts taken in a prior period due to successful collection efforts on delinquent accounts.

The Partnership recorded net income per Limited Partnership Unit of $5.67 and $10.60 for the quarter and nine months ended September 30, 1995, respectively.

                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Liquidity and Capital Resources.

For the nine months ended September 30, 1995, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income on existing operating leases may decline due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change in technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues on operating leases amount to $2,536,546 and are to be received over the next five years.

In the first nine months of 1995, the Partnership's investing activities resulted in equipment purchases of $1,235,172 and equipment sales with a depreciated cost basis of $132,457, generating $24,580 in proceeds. Associated with the equipment sales were $120,996 of loss charge offs against the reserve, initially set up in prior periods for estimated losses on the ultimate disposition of equipment. The Partnership has no material capital expenditure commitments, but expects to continue to purchase equipment as new operating leases are presented.

The Partnership's financing activities resulted in the paydown of long-term debt of $153,669 and proceeds from borrowing on long-term debt of $443,625 for the nine months ended September 30, 1995. The new debt incurred during the second quarter of 1995 bears interest at 8.00% with installments to be paid monthly. The Partnership will continue to take down new long-term debt as necessary to purchase equipment.

Cash distributions are currently at an annual level of 8% per Limited Partnership Unit, or $10.00 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1995, the Partnership declared a cash distribution of $81,811, of which $4,091 was allocated to the General Partner and $77,720 was allocated to the Limited Partners. The distribution will be made on November 15, 1995. The Partnership expects to continue paying distributions at or near this level. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.


                           PART II. OTHER INFORMATION

                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)


Item 1.        Legal Proceedings
               Response:  None

Item 2.        Changes in the Rights of the Partnership's Security Holders
               Response:  None

Item 3.        Defaults by the Partnership on its Senior Securities
               Response:  None

Item 4.        Results of Votes of Security Holders
               Response:  None

Item 5.        Other Information
               Response:  None

Item 6.        Exhibits and Reports on Form 8-K
               Response:

               A.  None

               B.  None

                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COLUMBIA LEASE INCOME FUND II-D L.P.
(Registrant)

By:  TLP-Columbia Management Corporation,
its General Partner

By:  Arthur P. Beecher,
     President

Date:    November 14, 1995
       --------------------