Form 10-Q
period 1996-03-31
COLUMBIA LEASE INCOME FUND II-D LP
filed 1996-05-14
CIK 769335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended March 31, 1996                Commission File No. 2-97907


                      COLUMBIA LEASE INCOME FUND II-D L.P.
             (Exact name of registrant as specified in its charter)


         Delaware                                                    13-3270729
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


    One Financial Center, 21st Floor, Boston, MA                          02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                           --------------------------


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

                                  Yes X No ___

                             There are no Exhibits.


                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)


                              INDEX                                                                     Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1996 and December 31, 1995                           3

                    Statements of Operations For the Quarters Ended
                          March 31, 1996 and 1995                                                       4

                    Statements of Cash Flows For the Quarters Ended
                          March 31, 1996 and 1995                                                       5

                    Notes to Financial Statements                                                       6 - 8

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                               9 - 10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                               11

              Signature                                                                                 12


                          PART I. FINANCIAL INFORMATION

                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                     Assets
                                                                                    (Unaudited)             (Audited)
                                                                                      3/31/96               12/31/95
Investment property, at cost (note 3):
   Computer equipment                                                             $     3,540,650        $     3,085,352
     Less accumulated depreciation                                                      1,549,045              1,364,418
                                                                                  ---------------        ---------------
       Investment property, net                                                         1,991,605              1,720,934

Cash and cash equivalents                                                                 545,285                398,864
Net investment in sales-type and direct financing leases                                        -                    601
Rents receivable, net (note 2)                                                             25,061                 29,672
Sales receivable                                                                              976                  2,664
Accounts receivable - affiliates (note 4)                                                  41,660                440,621
                                                                                  ---------------        ---------------

     Total assets                                                                 $     2,604,587        $     2,593,356
                                                                                  ===============        ===============

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                     $       578,896        $       454,569
   Accounts payable and accrued expenses - affiliates (note 4)                             68,489                 99,552
   Accounts payable and accrued expenses                                                   62,086                 56,965
   Distributions payable (note 6)                                                          61,358                 61,358
   Long-term debt, less current portion (note 5)                                          589,445                625,506
                                                                                  ---------------        ---------------

     Total liabilities                                                                  1,360,274              1,297,950
                                                                                  ---------------        ---------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                 66,800                 66,287
     Cumulative cash distributions                                                       (132,529)              (129,461)
     Reallocation of capital accounts                                                      64,729                 62,174
                                                                                  ---------------        ---------------
                                                                                                -                      -
                                                                                  ---------------        ---------------
   Limited Partners (7,772 units):
     Capital contribution, net of
       offering costs                                                                   3,400,250              3,400,250
     Cumulative net income                                                              1,153,605              1,143,853
     Cumulative cash distributions                                                     (3,244,813)            (3,186,523)
     Reallocation of capital accounts                                                     (64,729)               (62,174)
                                                                                  ---------------        ---------------
                                                                                        1,244,313              1,295,406
                                                                                  ---------------        ---------------
     Total partners' equity                                                             1,244,313              1,295,406
                                                                                  ---------------        ---------------

     Total liabilities and partners' equity                                       $     2,604,587        $     2,593,356
                                                                                  ===============        ===============

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                          1996                  1995
                                                                                    ---------------        --------------
Revenue:
   Rental income on operating leases                                                $       253,874        $      194,594
   Earned income on sales-type and direct
     financing leases                                                                             -                 1,350
   Interest income                                                                            4,397                 6,828
   Net gain (loss) on sale of equipment                                                       1,266               (21,737)
                                                                                    ---------------        --------------

       Total revenue                                                                        259,537               181,035
                                                                                    ---------------        --------------

Costs and Expenses:
   Depreciation                                                                             184,939               167,863
   Interest                                                                                  22,238                 1,710
   Related party expenses (note 4):
     Management fees                                                                         14,254                13,733
     General and administrative                                                              27,841                11,866
   Reversal of provision for doubtful accounts                                                    -                (6,030)
                                                                                    ---------------        --------------

       Total costs and expenses                                                             249,272               189,142
                                                                                    ---------------        --------------

Net income (loss)                                                                   $        10,265        $       (8,107)
                                                                                    ===============        ==============

Net income (loss) per Limited Partnership Unit                                      $          1.26        $        (0.99)
                                                                                    ===============        ==============

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                             1996                   1995
                                                                                      ---------------         ----------------
Cash flows from operating activities:
   Net income (loss)                                                                  $        10,265         $         (8,107)
                                                                                      ---------------         ----------------

Adjustments to  reconcile  net income  (loss) to net cash  provided by operating activities:
     Depreciation                                                                             184,939                  167,863
     Net (gain) loss on sale of equipment                                                      (1,266)                  21,737
     Reversal of provision for doubtful accounts                                                    -                   (6,030)
     Net decrease in current assets                                                           405,861                   12,867
     Net (decrease) increase in current liabilities                                           (25,942)                  15,158
                                                                                      ---------------         ----------------

           Total adjustments                                                                  563,592                  211,595
                                                                                      ---------------         ----------------

           Net cash provided by operating activities                                          573,857                  203,488
                                                                                      ---------------         ----------------

Cash flows from investing activities:
   Purchase of investment property                                                           (456,174)                (667,509)
   Proceeds from sales of investment property                                                   1,830                    9,844
                                                                                      ---------------         ----------------

           Net cash used in investing activities                                             (454,344)                (657,665)
                                                                                      ---------------         ----------------

Cash flows from financing activities:
   Proceeds from borrowings on long-term debt                                                 215,484                        -
   Principal payments on long-term debt                                                      (127,218)                 (38,910)
   Cash distributions to partners                                                             (61,358)                (102,263)
                                                                                      ---------------         ----------------

           Net cash provided by (used in) financing activities                                 26,908                 (141,173)
                                                                                      ---------------         ----------------

Net increase (decrease) in cash and cash equivalents                                          146,421                 (595,350)

Cash and cash equivalents at beginning of period                                              398,864                  906,846
                                                                                      ---------------         ----------------

Cash and cash equivalents at end of period                                            $       545,285         $        311,496
                                                                                      ===============         ================

Supplemental cash flow information:
   Interest paid during the period                                                    $        22,238         $          1,710
                                                                                      ===============         ================

   Non-cash investing activities:
     Reclassification of expired direct
       financing lease to operating lease                                             $        11,035         $              -
                                                                                      ===============         ================

                 See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(1)   Organization

The foregoing financial statements of Columbia Lease Income Fund II-D L.P. (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against this allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $12,113.

(3)   Investment Property

At March 31, 1996, the Partnership owned computer equipment with a cost basis of $3,439,197, subject to existing leases and equipment with a cost basis of $101,453 in inventory awaiting re-lease or sale. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the three months ended March 31, 1996 and 1995, are as follows:

                                                     1996               1995
                                                     ----               ----

Equipment acquisition fees                        $     11,126     $       16,281
Management fees                                         14,254             13,733
Reimbursable expenses paid                              28,838             11,051
                                                  ------------     --------------

                                                  $     54,218     $       41,065
                                                  ============     ==============

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 2.5% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 6% of the monthly rental billings, paid monthly, based on rents received. In addition, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Long-Term Debt

Long-term debt at March 31, 1996, consists of three installment notes with Pullman Capital Corporation totaling $299,489, each bearing interest at 8.00%, one installment note with Wainwright Bank and Trust Company for $53,651 with an interest rate of 7.00%, and ten installment notes with Liberty Bank totaling $815,201, six bearing interest at 8.25% and four bearing interest at 11.00%. These fourteen installment notes are collateralized by the equipment on the respective leases.

Maturities of long-term debt for the next four years are as follows:

             1996                               $      447,455
             1997                                      499,908
             1998                                      195,965
             1999                                       25,013
                                                --------------

                                                $    1,168,341
                                                ==============

                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(6)   Distributions to Partners

For the three months ended March 31, 1996, the declaration of Distributable Cash was as follows:

                                                                                Limited Partners
                                                                                                                   General
                                     Date Paid                          Distribution                               Partner
Quarter Ended                        or Payable                        Per $500 Unit               Total            Total
- -------------                        ----------                        -------------               -----            -----

March 31, 1996                      May 15, 1996                           $ 7.50                 $ 58,290          $ 3,068


                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

Results of Operations

The following discussion relates to Partnership's operations for the three month period ended March 31, 1996 in comparison to the same period in 1995.

The Partnership realized net income of $10,265 and net loss of $8,107 for the three month periods ended March 31, 1996 and 1995, respectively. Rental income on operating leases increased $59,280 or 30% between the three month periods. The increase in rental income can be attributed to leases resulting from equipment acquisitions during the past twelve month period. Interest income has decreased $2,431 as a result of lower short-term investment balances held during the current quarter. The net gain on sale of equipment of $1,266 recognized during the current quarter can be attributed to sales of equipment carrying lower net book values, versus the prior quarter, which reflected a $21,737 net loss on sale of equipment.

Total costs and expenses increased $60,130 or 32% between the three month periods. The increase in costs and expenses is primarily due to an increase in interest expense and the higher depreciation expense recognized in the current quarter. Management fees increased due to the overall rise in rental income. General and administrative expenses increased due to salaries and expenses of the Partnership accounting and reporting personnel, of the General Partner, which are reimbursable by the various partnerships under management are being allocated over a diminishing number of partnerships. Interest expense increased as the Partnership received additional financing of $215,484 during the current quarter and continued to paydown its existing debt. The long-term debt balance at March 31, 1996 was $1,168,341 versus a balance of $92,989 at March 31, 1995. Such debt was used to leverage equipment purchases during 1996 and 1995.

The Partnership recorded net income (loss) per Limited Partnership Unit of $1.26 and $(0.99) for the quarters ended March 31, 1996 and 1995, respectively.

Liquidity and Capital Resources

For the three months ended March 31, 1996, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Operating activities have resulted in a 30% increase in rental revenue due to rentals received from equipment lease acquisitions in 1996 and 1995. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues from operating leases amount to $2,673,745 and are to be received over the next six years.

                      COLUMBIA LEASE INCOME FUND II-D L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

The Partnership's investing activities during the current quarter resulted in equipment purchases of $456,174 and equipment sales with a depreciated cost basis of $564, generating $1,830 in proceeds. The Partnership has no material capital expenditure commitments, but expects to continue to purchase equipment as new leases are presented.

The Partnership's financing activities resulted in proceeds from borrowings on long-term debt of $215,484 and the paydown on long-term debt of $127,218 during the current quarter of 1996. Such long-term debt bears interest rates, ranging from 7% to 11%. The Partnership will continue to take down new long-term debt as necessary to purchase equipment.

Cash distributions are currently at an annual level of 6% per Limited Partnership Unit, or $7.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1996, the Partnership declared a cash distribution of $61,358, of which $3,068 was allocated to the General Partner and $58,290 was allocated to the Limited Partners. The distribution will be made on May 15, 1996. The Partnership expects to continue paying distributions at or near this level. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.


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

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COLUMBIA LEASE INCOME FUND II-D L.P.
(Registrant)

By:    TLP Columbia Management Corporation,
       its General Partner


By:    Arthur P. Beecher,
       President

Date:  May 14, 1996